Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2018-B2
filed 2022-03-30
CIK 1731044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA, (ii) as trustee and custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA, (iii) as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA and (iv) as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

4.2

Pooling and Servicing Agreement, dated as of December 1, 2017 (the “MSC 2017-HR2 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP (as successor to LNR Partners, LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein)[1].

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

4.3

Pooling and Servicing Agreement, dated as of February 1, 2018 (the “Benchmark 2018-B2 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as a special servicer, BREF Partners Special Servicer LLC, as special servicer with respect to the Red Building loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein)[2].

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

33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.3)

33.8a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.8b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

[6]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as special servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-H2 PSA, (ii) CWCapital Asset Management LLC, as special servicer for the Braddock Metro Center mortgage loan under the BMARK 2018-B2 PSA (iii) BREF Partners Special Servicer LLC, as special servicer for the Red Building mortgage loan under the BMARK 2018-B2 PSA, (iv) Torchlight Loan Services, LLC, as general special servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA and (v) Rialto Capital Advisors, LLC, as special servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, are not included in this report on Form 10-K because each of Argentic Services Company LP, CWCapital Asset Management LLC, BREF Partners Special Servicer LLC, Torchlight Loan Services, LLC and Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the MSC 2017-HR2 PSA, the Benchmark 2018-B2 PSA, the BANK 2018-BNK10 PSA and the BANK 2017-BNK9 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.12a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 33.8a)

33.12b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 33.8b)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.6)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.11)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.8a)

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.8b)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.9)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.6)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.3)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.8a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.8b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.9)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.1)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.1)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.3)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.4)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.5)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.26)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.26)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.26)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.26)

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

34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.3)

34.8a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.8b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.12a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 34.8a)

34.12b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 34.8b)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.6)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.11)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.8a)

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.8b)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.9)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.6)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.3)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.8a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.8b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.9)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.1)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.1)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.3)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.4)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.5)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.26)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.26)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.26)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.26)

35	Servicer compliance statements.[7]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 35.1)

35.5

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 35.1)

99.1

[7]

This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as special servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-H2 PSA, (ii) BREF Partners Special Servicer LLC, as special servicer for the Red Building mortgage loan under the BMARK 2018-B2 PSA, (iii) KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA, (iv) CWCapital Asset Management LLC, as special servicer for the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA, (v) Torchlight Loan Services, LLC, as special servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA, (vi) Rialto Capital Advisors, LLC, as special servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, (vii) Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA, (viii) Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA and (ix) Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, because each of Argentic Services Company LP, BREF Partners Special Servicer LLC, KeyBank National Association, CWCapital Asset Management LLC, Torchlight Loan Services, LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the MSC 2017-HR2 PSA, the Benchmark 2018-B2 PSA, the BANK 2018-BNK10 PSA and the BANK 2017-BNK9 PSA and (ii) Citibank, N.A. as certificate administrator under the Benchmark 2018-B3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President