Form 10-K
period 2022-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2018-B2
filed 2023-03-31
CIK 1731044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 The Extra Space Self Storage Portfolio mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Extra Space Self Storage Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2017-HR2 PSA. Effective as of May 6, 2020, LNR Partners, LLC was terminated as the special servicer under the MSC 2017-H2 PSA and Argentic Services Company LP has been appointed to act as successor special servicer under the MSC 2017-H2 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 6, 2020 under Commission File No. 333-207132-16.

2 The Red Building mortgage loan, which represented approximately 3.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Braddock Metro Center mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Red Building mortgage loan, the Braddock Metro Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2018-B2 PSA. Effective as of May 14, 2020, CWCapital Asset Management LLC was terminated as the special servicer under the BMARK 2018-B2 PSA with respect to the Red Building loan combination and BREF Partners Special Servicer LLC has been appointed to act as successor special servicer with respect to the Red Building loan combination under the BMARK 2018-B2 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 14, 2020 under Commission File No. 333-207132-16.

3 The One Newark Center mortgage loan, which represented approximately 3.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One Newark Center mortgage loan and the related companion loan(s) are serviced pursuant to the BANK 2018-BNK10 PSA.

4 The Warwick Mall mortgage loan, which represented approximately 1.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Warwick Mall mortgage loan and the related companion loan(s) are serviced pursuant to the BANK 2017-BNK9 PSA.

5 The Cross Point mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Cross Point mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2018-B3 PSA.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as special servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-H2 PSA, (ii) CWCapital Asset Management LLC, as special servicer for the Braddock Metro Center mortgage loan under the BMARK 2018-B2 PSA (iii) BREF Partners Special Servicer LLC, as special servicer for the Red Building mortgage loan under the BMARK 2018-B2 PSA, (iv) Torchlight Loan Services, LLC, as general special servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA and (v) Rialto Capital Advisors, LLC, as special servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, are not included in this report on Form 10-K because each of Argentic Services Company LP, CWCapital Asset Management LLC, BREF Partners Special Servicer LLC, Torchlight Loan Services, LLC and Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the MSC 2017-HR2 PSA, the Benchmark 2018-B2 PSA, the BANK 2018-BNK10 PSA and the BANK 2017-BNK9 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as special servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-H2 PSA, (ii) BREF Partners Special Servicer LLC, as special servicer for the Red Building mortgage loan under the BMARK 2018-B2 PSA, (iii) KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA, (iv) CWCapital Asset Management LLC, as special servicer for the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA, (v) Torchlight Loan Services, LLC, as special servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA, (vi) Rialto Capital Advisors, LLC, as special servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, (vii) Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA, (viii) Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA and (ix) Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, because each of Argentic Services Company LP, BREF Partners Special Servicer LLC, KeyBank National Association, CWCapital Asset Management LLC, Torchlight Loan Services, LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the MSC 2017-HR2 PSA, the Benchmark 2018-B2 PSA, the BANK 2018-BNK10 PSA and the BANK 2017-BNK9 PSA and (ii) Citibank, N.A. as certificate administrator under the Benchmark 2018-B3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

4.2

Pooling and Servicing Agreement, dated as of December 1, 2017 (the “MSC 2017-HR2 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP (as successor to LNR Partners, LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of February 1, 2018 (the “Benchmark 2018-B2 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as a special servicer, BREF Partners Special Servicer LLC, as special servicer with respect to the Red Building loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of February 1, 2018 (the “BANK 2018-BNK10 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Torchlight Loan Services, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein).  (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of December 1, 2017 (the “BANK 2017-BNK9 PSA”), by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of April 1, 2018 (the “Benchmark 2018-B3 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 25, 2018, and filed by the registrant on June 25, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #5)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.3)

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.6)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 33.9a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 33.9b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.7)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.13)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.9a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.9b)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.10)

3.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.6)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.7)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.3)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.9a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.9b)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.10)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.6)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.1)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.1)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.3)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.4)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.5)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.6)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.3)

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 34.9a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 34.9b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.7)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.13)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.9a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.9b)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.10)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.6)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.7)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.3)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.9a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.9b)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.10)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.6)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.1)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.1)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.3)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.4)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.5)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.6)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President