Form 10-K
period 2023-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2018-B2
filed 2024-03-29
CIK 1731044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Not Applicable

EXPLANATORY NOTES

1 The Extra Space Self Storage Portfolio mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Extra Space Self Storage Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2017-HR2 PSA. Effective as of May 6, 2020, LNR Partners, LLC was terminated as the special servicer under the MSC 2017-HR2 PSA and Argentic Services Company LP has been appointed to act as successor special servicer under the MSC 2017-HR2 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 6, 2020 under Commission File No. 333-207132-16.

2 The Red Building mortgage loan, which represented approximately 3.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Braddock Metro Center mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Red Building mortgage loan, the Braddock Metro Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2018-B2 PSA. Effective as of May 14, 2020, CWCapital Asset Management LLC was terminated as the special servicer under the Benchmark 2018-B2 PSA with respect to the Red Building loan combination and BREF Partners Special Servicer LLC has been appointed to act as successor special servicer with respect to the Red Building loan combination under the Benchmark 2018-B2 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 14, 2020 under Commission File No. 333-207132-16.

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

5 The Cross Point mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Cross Point mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2018-B3 PSA. Effective as of May 10, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer under the Benchmark 2018-B3 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer under the Benchmark 2018-B3 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 10, 2023 under Commission File No. 333-207132-16.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as special servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA, (ii) CWCapital Asset Management LLC, as special servicer for the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (iii) BREF Partners Special Servicer LLC, as special servicer for the Red Building mortgage loan under the Benchmark 2018-B2 PSA, (iv) Torchlight Loan Services, LLC, as general special servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA, (v) Rialto Capital Advisors, LLC, as special servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA and (vi) K-Star Asset Management LLC, as special servicer for the Cross Point mortgage loan on and after May 10, 2023 under the Benchmark 2018-B3 PSA, are not included in this report on Form 10-K because each of Argentic Services Company LP, CWCapital Asset Management LLC, BREF Partners Special Servicer LLC, Torchlight Loan Services, LLC, Rialto Capital Advisors, LLC, and K-Star Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the MSC 2017-HR2 PSA, the Benchmark 2018-B2 PSA, the BANK 2018-BNK10 PSA and the BANK 2017-BNK9 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as special servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA, (ii) BREF Partners Special Servicer LLC, as special servicer for the Red Building mortgage loan under the Benchmark 2018-B2 PSA, (iii) KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2

PSA, (iv) CWCapital Asset Management LLC, as special servicer for the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA, (v) Torchlight Loan Services, LLC, as special servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA, (vi) Rialto Capital Advisors, LLC, as special servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, (vii) Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA, (viii) Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA, (ix) Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA, and (x) K-Star Asset Management LLC, as special servicer for the Cross Point mortgage loan on and after May 10, 2023 under the Benchmark 2018-B3 PSA, because each of Argentic Services Company LP, BREF Partners Special Servicer LLC, KeyBank National Association, CWCapital Asset Management LLC, Torchlight Loan Services, LLC, Rialto Capital Advisors, LLC, Wells Fargo Bank, National Association, and K-Star Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the MSC 2017-HR2 PSA, the Benchmark 2018-B2 PSA, the BANK 2018-BNK10 PSA and the BANK 2017-BNK9 PSA and (ii) Citibank, N.A. as certificate administrator under the Benchmark 2018-B3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.2

Pooling and Servicing Agreement, dated as of December 1, 2017 (the “MSC 2017-HR2 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP (as successor to LNR Partners, LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of February 1, 2018 (the “Benchmark 2018-B2 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as a special servicer, BREF Partners Special Servicer LLC, as special servicer with respect to the Red Building loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of February 1, 2018 (the “BANK 2018-BNK10 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Torchlight Loan Services, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein).  (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of December 1, 2017 (the “BANK 2017-BNK9 PSA”), by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of April 1, 2018 (the “Benchmark 2018-B3 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 25, 2018, and filed by the registrant on June 25, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein). (see Explanatory Note #5)

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.7a

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.1)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.3)

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 33.6)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 33.9a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 33.9b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.7)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.13)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.9a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.9b)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.10)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 33.6)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.7)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.3)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.9a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.9b)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.10)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 33.6)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.1)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA prior to May 10, 2023 (see Exhibit 33.1)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.3)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.4)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.5)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 33.6)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.7a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.1)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.3)

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Extra Space Self Storage Portfolio mortgage loan under the MSC 2017-HR2 PSA (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 34.9a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA (see Exhibit 34.9b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Red Building mortgage loan and the Braddock Metro Center mortgage loan under the Benchmark 2018-B2 PSA

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.7)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.13)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.9a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.9b)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.10)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Newark Center mortgage loan under the BANK 2018-BNK10 PSA (see Exhibit 34.6)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.7)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.3)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.9a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.9b)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.10)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Warwick Mall mortgage loan under the BANK 2017-BNK9 PSA (see Exhibit 34.6)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.1)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA prior to May 10, 2023 (see Exhibit 34.1)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.3)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.4)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.5)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 34.6)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA (see Exhibit 35.1)

35.5

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Cross Point mortgage loan under the Benchmark 2018-B3 PSA prior to May 10, 2023 (see Exhibit 35.1)

99.1

Mortgage Loan Purchase Agreement, dated as of March 1, 2018, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 20, 2018, and filed by the registrant on March 20, 2018 under Commission File No. 333-207132-16, and is incorporated by reference herein).

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President